Form 10-K
period 2023-12-31
BANK 2019-BNK23
filed 2024-03-29
CIK 1792414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2023

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-227446-08

Central Index Key Number of the issuing entity: 0001792414

BANK 2019-BNK23

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

New York	38-4129052 38-4129053 38-7235629
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association, as agent for

Wells Fargo Bank, National Association

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity.
Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  KeyBank National Association, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  CoreLogic Solutions, LLC, as Servicing Function Participant

33.9  Wells Fargo Bank, National Association, as Master Servicer under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 33.5)

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 33.5)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.5)

33.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.8)

33.17  CWCapital Asset Management LLC, as Special Servicer under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23)

33.18  Situs Holdings, LLC, as Special Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23)

33.19  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23)

33.20  Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.18)

33.21  Wells Fargo Bank, National Association, as Custodian under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.22  Computershare Trust Company, National Association, as Servicing Function Participant under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 33.4)

33.23  Wells Fargo Bank, National Association, as Custodian under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.24  Computershare Trust Company, National Association, as Servicing Function Participant under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 33.4)

33.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.3)

33.28  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  KeyBank National Association, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  CoreLogic Solutions, LLC, as Servicing Function Participant

34.9  Wells Fargo Bank, National Association, as Master Servicer under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 34.5)

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 34.5)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.13  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.5)

34.14  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.8)

34.17  CWCapital Asset Management LLC, as Special Servicer under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23)

34.18  Situs Holdings, LLC, as Special Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23)

34.19  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23)

34.20  Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.18)

34.21  Wells Fargo Bank, National Association, as Custodian under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.22  Computershare Trust Company, National Association, as Servicing Function Participant under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 34.4)

34.23  Wells Fargo Bank, National Association, as Custodian under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.24  Computershare Trust Company, National Association, as Servicing Function Participant under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 34.4)

34.25  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.3)

34.28  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6  KeyBank National Association, as Special Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 35.5)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.5)

35.11  Situs Holdings, LLC, as Special Servicer under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23)

35.12  Situs Holdings, LLC, as Special Servicer under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.11)

35.13  Wells Fargo Bank, National Association, as Custodian under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.14  Computershare Trust Company, National Association, as Servicing Function Participant under the CPTS 2019-CPT securitization, pursuant to which the following mortgage loans were serviced by such party: Century Plaza Towers (from 1/1/23 to 12/31/23) (see Exhibit 35.4)

35.15  Wells Fargo Bank, National Association, as Custodian under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the JAX 2019-LIC securitization, pursuant to which the following mortgage loans were serviced by such party: Jackson Park (from 1/1/23 to 12/31/23) (see Exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2019-BNK21 securitization, pursuant to which the following mortgage loans were serviced by such party: Park Tower at Transbay (from 1/1/23 to 12/31/23) and National Anchored Retail Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2019-L3 securitization, pursuant to which the following mortgage loans were serviced by such party: ILPT Industrial Portfolio (from 1/1/23 to 12/31/23) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated as of November 21, 2019, between Morgan Stanley Capital I Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 10, 2019 under SEC File No. 333-227446-08 and incorporated by reference herein).

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

Date:  March 28, 2024